Form 10-K
period 1998-12-31
GOVERNMENT BACKED TRUST T 4
filed 1999-04-02
CIK 842907

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM  10-K

Annual report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal year ended December 31, 1998


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

DOCUMENTS INCLUDED AS EXHIBITS

Semiannual Report as of May 15, 1998        Exhibit  B

Semiannual Report as of November 16, 1998         Exhibit  C

Annual Report as of December 31, 1998        Exhibit D

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

                  (b) Holders .

                  The number of registered holders for Zero Coupon Certificates, Class T-4 on December 31, 1998 was 272.

                  (c) Dividends .

                  $18,335,000.00 distributed to holders for Zero Coupon Certificates, Class T-4 on May 15, 1998.

                  $18,152,000.00 distributed to holders for Zero Coupon Certificates, Class T-4 on November 16, 1998.

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

______________________________________________________________________________

(1) Title  of      (2)  Name  and        (3) Amount and     (4) Percent
    Class               address              nature  of         of class
                        of  benefi-          Beneficial
                        cial  owner          ownership
______________________________________________________________________________

Zero  Coupon            Cede & Co.           $456,172,000       99.37%
Certificates,           P.O. Box 20
Class  T-4            Bowling  Green  Station
                        New  York, NY   10004
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

                  (a) The following is a list of documents filed as part of this report :

                  Exhibit                  Document
                     A                     List  of  Assets  held
                                           by  Trust  on
                                           December 31, 1998

                     B                     Semiannual Report
                                           as of May 15, 1998

                     C                     Semiannual Report as
                                           of November 16, 1998

                     D                     Annual Report as of
                                           December 31, 1998

                  (b) Not  applicable

                  (c) Not  applicable

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Government Backed Trust T-4
(Registrant)

By : ______Dennis Kildea____________________
        Assistant Vice President

Date :     March 31,  1999

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By : ______Andrew Taylor_____________________
            Vice President


Date :      March 31, 1999


By : ______Dennis Kildea__________________
        Assistant Vice President


Date :     March 31, 1999

Exhibit  A

THE REPUBLIC OF TURKEY
GOVERNMENT TRUST T-4

U. S. Government  Securities

Maturity                  Par  Amount                  Coupon

May 15, 1999                   1,797,000                    0.000
November 15, 1999                1,780,000                0.000
May 15, 2000                     1,761,000                0.000
November 15, 2000                2,069,000                    0.000
May 15, 2001                     3,245,000                    0.000
November 15, 2001                3,745,000                    0.000
May 15, 2002                     4,052,000                    0.000
November 15, 2002                4,181,000                    0.000

May 15, 2003                     4,040,000                    0.000
November 15, 2003                3,897,000                    0.000
May 15, 2004                     3,267,000                    0.000
November 15, 2004                1,855,000                    0.000
May 15, 2005                     1,334,000                    0.000
November 15, 2005                1,290,000                    0.000
May 15, 2006                     1,080,000                    0.000
November 15, 2006                  869,000                    0.000
May 15, 2007                       842,000                    0.000
November 15, 2007                  813,000                    0.000
May 15, 2008                       758,000                    0.000
November 15, 2008                  637,000                    0.000
May 15, 2009                       613,000                    0.000
November 15, 2009                  590,000                    0.000
May 15, 2010                       372,000                    0.000
November 15, 2010                  164,000                    0.000
May 15, 2011                       159,000                    0.000
November 15, 2011                  153,000                    0.000
May 15, 2012                       147,000                    0.000
November 15, 2012                  142,000                    0.000
May 15, 2013                       137,000                    0.000
November 15, 2013                  131,000                    0.000


Government of Turkey T-4 Note

Principal  Amount                  Rate  of
Outstanding                        Interest             Due Date

$313,048,296.76                    8.8154%              November 15, 2013

Exhibit B

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of

Government Backed Trust T-4 Zero Coupon Certificates
( Republic of Turkey FMS Refinancing )

              and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA


i. On May 15, 1998, the Certificate Payment Date, the aggregate amount distributed to the Holders was $18,335,000.00. The portions thereof allocable to the principal and interest payments on the Related Note was $16,501,000.00 and to payments from the Securities Trust was $1,834,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $477,233,000.00.

iii. The unpaid principal amount of the Related Note following such distribution is $317,227,296.76.

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



By: __________________

            Dennis Kildea
       Assistant Vice President

Report dated as of May 15, 1998
(Tax ID No. 13-6938175)

Exhibit C

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of:
Government Backed Trust T-4 Zero Coupon Certificates
( Republic of Turkey FMS Refinancing )

            and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA

i. On November 16, 1998, the Certificate Payment Date, the aggregate amount distributed to the Holders was $18,152,000.00. The portions thereof allocable to the principal and interest payments on the Related Note was $16,335,000.00 and to payments from the Securities Trust was $1,817,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $459,081,000.00.

iii. The unpaid principal amount of the Related Note following such distribution is $313,048,296.76.

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


By: __________________
            Dennis Kildea
       Assistant Vice President

Report dated as of November 16, 1998
(Tax ID No. 13-6938175)

Exhibit D

THE CHASE MANHATTAN BANK
450  West  33rd  Street
New  York,  New  York   10001
Trustee's  Annual  Report

To  the  holders  of:
- Government Backed Trust T-4 Zero Coupon Certificates, Class T-4 (Republic of Turkey FMS Refinancing)
-  Defense  Security  Assistance  Agency
   The  Pentagon
   Washington,  D.C.   20301-2800
   Attention  of  the  Comptroller , DSAA

 i. During the year ending December 31, 1998, $36,487,000.00 was distributed to the holders of the Zero Coupon Certificates and this amount is allocable as follows:

 a. 90% from interest and principal payments made on the Republic of Turkey Promissory Note on May 1, 1998 and November 2, 1998.
 b. 10% from the proceeds of maturities of United States Treasury Strips due May 15, 1998 and November 16, 1998.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distributions is $459,081,000.00.

iii. The unpaid principal amount of the Republic of Turkey Promissory Note following the May 15, 1998 and November 16, 1998 distributions is $313,048,296.76.

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

Please be advised that no Payment Default has occurred and is continuing with respect to the May 15, 1998 and November 16, 1998 Certificate Payment Dates.

There have been no payments under the Guaranty with respect to the May 1, 1998 and November 2, 1998 Note Payment Dates next preceding the May 15,
1998 and November 16, 1998 Certificate Payment Dates.
To the best of my knowledge and belief, this Annual Report is complete and accurate. All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of September 15, 1989.

By ___________________________
         Dennis Kildea
         Assistant Vice President
Report dated as of December 31, 1998
Tax I.D. No. 13-6938175

             REPORT OF INDEPENDENT AUDITORS

The Chase Manhattan Bank, Trustee
Government Backed Trust T-4


We have audited the accompanying Distribution Report of Government Backed Trust T-4 as of December 31, 1998 and for the year then ended. This schedule is the responsibility of the Trustee. Our responsibility is to express an opinion on this schedule based on our audit.

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

In our opinion, the Distribution Report referred to above presents fairly, in all material respects, amounts distributed to certificate holders, the aggregate initial amount of certificates outstanding, the unpaid principal amount of the promissory note and funds compared with amounts distributed from Government Backed Trust T-4 at December 31, 1998 and for the year then ended, in conformity with generally accepted accounting principles.

                                                      Ernst & Young LLP

March 3, 1999

DISTRIBUTION REPORT

GOVERNMENT BACKED TRUST T-4

As of and for the Year Ended December 31, 1998


     I. During the year ended December 31, 1998, $36,487,000.00 was distributed to the Holders of the Zero Coupon Certificates and this amount is allocable as follows:

            1. 90% from principal and interest payments made on The Republic of Turkey Promissory Note on May 1, 1998 and November 2, 1998.

            2. 10% from the proceeds of maturities of United States Treasury
               Strips due May 15, 1998 and November 15, 1998.

    II. The aggregate Initial Amount of Certificates issued by the Trust outstanding after the May 15, 1998 and November 16, 1998 distributions is $459,081,000.00.

   III. The unpaid principal amount of The Republic of Turkey Promissory Note following the May 15, 1998 and November 16, 1998 distributions is $313,048,296.76.

    IV. The amount in (I) above, together with the Trustee's fees and expenses equals the sum of 90% of the amounts paid by the Republic of Turkey on the Note on May 1, 1998 and November 2, 1998 and the payments received by the Trustee from the Securities Trust on May 15, 1998 and November 16, 1998.

See notes to distribution report.

NOTES TO DISTRIBUTION REPORT

GOVERNMENT BACKED TRUST T-4

December 31, 1998

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

     Maturity Date                              Aggregate Maturity
     of Series                                  Amount of Series

     May 15, 1999                               17,968,000
     November 15, 1999                          17,783,000
     May 15, 2000                               17,610,000
     November 15, 2000                          20,673,000
     May 15, 2001                               32,444,000
     November 15, 2001                          37,446,000
     May 15, 2002                               40,508,000
     November 15, 2002                          41,806,000
     May 15, 2003                               40,389,000
     November 15, 2003                          38,972,000
     Thereafter                                153,482,000
                                               ____________
                     Total                    $459,081,000

GOVERNMENT BACKED TRUST T-4


NOTE C--PROMISSORY NOTE

The Promissory Note is due November 15, 2013. Interest of 8.8154% is payable by the Borrower semi-annually on each Note Payment Date, which is the tenth business day before a Certificate Payment Date (see Note B). Principal is payable by the Borrower ten business days prior to each Certificate Payment Date set forth below in the following amounts:

     Payment Date                               Amount

     May 1999                                   4,179,000
     November 1999                              4,179,000
     May 2000                                   4,189,000
     November 2000                              7,437,000
     May 2001                                  19,536,000
     November 2001                             25,398,000
     May 2002                                  29,578,000
     November 2002                             32,180,000
     May 2003                                  32,180,000
     November 2003                             32,180,000
     Thereafter                               122,012,297
                                              ___________
              Total                          $313,048,297


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